Form 10-K
period 2007-12-31
LXS 2007-3
filed 2008-03-28
CIK 1391670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number : 333-133985-53

Lehman XS Trust 2007-3
(Exact name of issuing entity as specified in its charter)

Structured Asset Securities Corporation
(Exact name of registrant as specified in its charter)

Lehman Brothers Holdings Inc.
(Exact name of the sponsor as specified in its charter)

Delaware	74-2440850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

745 Seventh Avenue, New York, New York 10019
(Address of principal executive offices)

(212) 526-7000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

 None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

PART I

Item 1. Business.
Not applicable.

Item 1A. Risk Factors.
Not applicable.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Not applicable.

Item 3. Legal Proceedings.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Not applicable.

Item 6. Selected Financial Data.
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8. Financial Statements and Supplementary Data.
Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Not applicable.

Item 9A(T). Controls and Procedures.
Not applicable.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Not applicable.

Item 11. Executive Compensation.
Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Not applicable.

Item 14. Principal Accounting Fees and Services.
Not applicable.

PART IV

ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
None.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
None.

Item 1117 of Regulation AB. Legal Proceedings
None.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
Information required by Item 1119 has been omitted from this annual report on Form 10-K because it is materially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-K.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Reports on assessment of compliance with the servicing criteria for asset-backed securities are attached hereto under Item 15.

LaSalle Bank National Association’s (“LaSalle”) Report on Assessment of Compliance with Servicing Criteria for 2007 (the “2007 Assessment”) attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.”

The investor reporting errors identified on LaSalle’s 2007 Assessment as material instances of noncompliance (the “Investor Reporting Errors”) included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances.  The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff.  Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring.  Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

Item 1123 of Regulation AB. Servicer Compliance Statement
Servicer compliance statements are attached hereto under Item 15.

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

Exhibit Number	Description
4
Trust Agreement dated as of February 1, 2007, among Structured Asset Securities Corporation, as Depositor, Aurora Loan Services LLC, as Master Servicer, and LaSalle Bank National Association, as Trustee (incorporated herein by reference from Exhibit 4 .1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on March 15, 2007, Commission File Number 333-133985-53, CIK Number 0001391670).

10	Incorporated by reference as Exhibit (4).
31	Rule 13a-14(d) / 15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities
(a)	Aurora Loan Services LLC, as Master Servicer
(b)	LaSalle Bank National Association, as Trustee and Paying Agent
(c)	LaSalle Bank National Association, as Custodian
(d)	Deutsche Bank National Trust Company, as Custodian
(e)	U.S. Bank National Association, as Custodian
(f)	Wells Fargo Bank, N. A., as Custodian
(g)	IndyMac F.S.B. as Servicer
(h)	Wells Fargo Bank, N. A., as Servicer
(i)	Aurora Loan Services LLC, as Servicer
(j)	Newport Management Corporation, as Sub-contractor for Aurora Loan Services LLC
(k)	Westlake Settlement Services, LLC, as Sub-contractor for Aurora Loan Services LLC
(l)	Newport Management Corporation, as Sub-contractor for IndyMac Bank, F.S.B.
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities
(a)	Aurora Loan Services LLC, as Master Servicer
(b)	LaSalle Bank National Association, as Trustee and Paying Agent
(c)	LaSalle Bank National Association, as Custodian
(c)	Deutsche Bank National Trust Company, as Custodian
(d)	U.S. Bank National Association, as Custodian
(e)	Wells Fargo Bank, N. A., as Custodian
(f)	IndyMac F.S.B. as Servicer
(g)	Wells Fargo Bank, N. A., as Servicer
(i)	Aurora Loan Services LLC, as Servicer
(j)	Newport Management Corporation, as Sub-contractor for Aurora Loan Services LLC
(k)	Westlake Settlement Services, LLC, as Sub-contractor for Aurora Loan Services LLC
(l)	Newport Management Corporation, as Sub-contractor for IndyMac Bank, F.S.B.
35	Servicer compliance statements
(a)	Aurora Loan Services LLC, as Master Servicer
(b)	IndyMac F.S.B. as Servicer
(c)	Wells Fargo Bank, N. A., as Servicer
(d)	Aurora Loan Services LLC, as Servicer

(b) Exhibits identified in paragraph (a) above.

(c) Not Applicable.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lehman XS Trust 2007-3

March 27, 2008	By: /s/ E. Todd Whittemore
Name: E. Todd Whittemore
Title: Executive Vice President
(Senior Officer in charge of the servicing function of Aurora Loan Services LLC, in its capacity as master servicer)
Aurora Loan Services LLC, as Master Servicer

EXHIBIT INDEX
Exhibit Number	Description
4
Trust Agreement dated as of February 1, 2007, among Structured Asset Securities Corporation, as Depositor, Aurora Loan Services LLC, as Master Servicer, and LaSalle Bank National Association, as Trustee (incorporated herein by reference from Exhibit 4 .1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on March 15, 2007, Commission File Number 333-133985-53, CIK Number 0001391670).

10	Incorporated by reference as Exhibit (4).
31	Rule 13a-14(d) / 15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities
(a)	Aurora Loan Services LLC, as Master Servicer
(b)	LaSalle Bank National Association, as Trustee and Paying Agent
(c)	LaSalle Bank National Association, as Custodian
(d)	Deutsche Bank National Trust Company, as Custodian
(e)	U.S. Bank National Association, as Custodian
(f)	Wells Fargo Bank, N. A., as Custodian
(g)	IndyMac F.S.B. as Servicer
(h)	Wells Fargo Bank, N. A., as Servicer
(i)	Aurora Loan Services LLC, as Servicer
(j)	Newport Management Corporation, as Sub-contractor for Aurora Loan Services LLC
(k)	Westlake Settlement Services, LLC, as Sub-contractor for Aurora Loan Services LLC
(l)	Newport Management Corporation, as Sub-contractor for IndyMac Bank, F.S.B.
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities
(a)	Aurora Loan Services LLC, as Master Servicer
(b)	LaSalle Bank National Association, as Trustee and Paying Agent
(c)	LaSalle Bank National Association, as Custodian
(c)	Deutsche Bank National Trust Company, as Custodian
(d)	U.S. Bank National Association, as Custodian
(e)	Wells Fargo Bank, N. A., as Custodian
(f)	IndyMac F.S.B. as Servicer
(g)	Wells Fargo Bank, N. A., as Servicer
(i)	Aurora Loan Services LLC, as Servicer
(j)	Newport Management Corporation, as Sub-contractor for Aurora Loan Services LLC
(k)	Westlake Settlement Services, LLC, as Sub-contractor for Aurora Loan Services LLC
(l)	Newport Management Corporation, as Sub-contractor for IndyMac Bank, F.S.B.
35	Servicer compliance statements
(a)	Aurora Loan Services LLC, as Master Servicer
(b)	IndyMac F.S.B. as Servicer
(c)	Wells Fargo Bank, N. A., as Servicer
(d)	Aurora Loan Services LLC, as Servicer